Form 10-K
period 2006-12-31
Bayview Financial Mortgage Pass-Through Trust 2006-D
filed 2007-03-30
CIK 1382799

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-131460-02

       Bayview Financial Mortgage Pass-Through Trust 2006-D
       (exact name of issuing entity as specified in its charter)

       Bayview Financial Securities Company, LLC (Depositor)
       (exact name of the registrant as specified in its charter)

       Bayview Financial, L.P.
       (exact name of the sponsor as specified in its charter)


   Delaware                                            56-2336517
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)



   4425 Ponce De Leon Blvd, 4th floor
   Coral Gables, FL                               33146
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (305) 854-8880


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


        Not applicable.



                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

 Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

             Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

              None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

              None.

  Item 1117 of Regulation AB, Legal Proceedings.

              None.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


    Reports on assessment of compliance with the servicing criteria for the identified servicers are attached hereto under Item 15. The report on assessment of compliance with the servicing criteria of Yale Mortgage Corp., as Subservicer for Bayview Loan Servicing LLC, and the related attestation report, are not attached as exhibits to this report. The report on assessment of compliance of Yale Mortgage Corp. and related attestation report will be filed with the Commission when they become available to the registrant.


         The 1122 statements for First American Real Estate Solutions of Texas, L.P. (as sub-contractor for M & T Bank f/k/a M & T Mortgage Corporation) has disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)
         (vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)
         (vii)(B) of Regulation AB.


         The 1122 statements for Washington Mutual Mortgage Securities Corp. has disclosed the following material noncompliance with 1122(d)(2)(vii)(B) applicable to WMMSC during the year ended December 31, 2006. Two of twelve bank statement reconciliations examined were not prepared within 30 calendar days after the bank statement cutoff date; however, they were prepared within 30 calendar days after month end, which is 32 calendar days after the bank statement cutoff date.


          The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

         Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, M&T Bank f/k/a M&T Mortgage Corporation, Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


          Servicer compliance statements are attached hereto under Item 15.


                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (4) Pooling and servicing agreement dated as of November 1, 2006 among Bayview Financial Securities Company, LLC, as Depositor, Wells Fargo Bank, N.A., as Master Servicer, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 29, 2006).

    (10) Incorporated by reference as Exhibit (4).


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank Mortgage Corporation <F1>
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      c) Bayview Loan Servicing, LLC, as Named Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation <F1>
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank Mortgage Corporation <F1>
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      c) Bayview Loan Servicing, LLC, as Named Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation <F1>
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer <F1>


     (35) Servicer compliance statement.


      a) Bayview Loan Servicing, LLC, as Named Servicer <F1>
      b) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bayview Financial Securities Company, LLC
    (Depositor)



    /s/ Jason Somerville
    Jason Somerville, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

     (4) Pooling and servicing agreement dated as of November 1, 2006 among Bayview Financial Securities Company, LLC, as Depositor, Wells Fargo Bank, N.A., as Master Servicer, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on December 29, 2006).

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank
         Mortgage Corporation
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank
      c) Bayview Loan Servicing, LLC, as Servicer
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer
      f) Washington Mutual Bank, as Servicer
      g) Wells Fargo Bank, N.A., as Master Servicer


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank
         Mortgage Corporation
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank
      c) Bayview Loan Servicing, LLC, as Servicer
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer
      f) Washington Mutual Bank, as Servicer
      g) Wells Fargo Bank, N.A., as Master Servicer


     (35) Servicer compliance statement.


      a) Bayview Loan Servicing, LLC, as Servicer
      b) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Jason Somerville, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bayview Financial Mortgage Pass-Through Trust 2006-D (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     M & T Bank f/k/a M & T Mortgage Corporation as Servicer, Wells Fargo Bank, N.A. as Master Servicer and Yale Mortgage Corp. as Sub-Servicer.

     Dated:    March 30, 2007

     /s/ Jason Somerville
     Signature

     Vice President
     Title


EX-33 (a)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
SECTION 1122(d)(2)(vi) and SECTION 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA

American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi), Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17,
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.

By: /s/ John Frobose
John Frobose
Senior Vice President

Date: February 23, 2007





EX-33 (b)
REPORT ON ASSESSMENT OF COMPLIANCE WITH
Section 1122(d)(2)(vi) and Section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA

American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in
Section 1122(d)(2)(vi); Section 1122(d)(4)(xi) and Section 1122(d)(4)(xii) of Title 17, Section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes Section 1122(d)(4)(xii) of Title 17;
Section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with Section 1122(d)(2)(vi) and
Section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.

By: /s/ John Frobose
John Frobose
Senior Vice President

Date: February 23, 2007





EX-33 (c)
(logo) BAYVIEW
LOAN SERVICING, LLC

MANAGEMENT'S REPORT ON ASSESSMENT OF COMPLIANCE WITH SEC
REGULATION AB SERVICING CRITERIA

Bayview Loan Servicing, LLC. ("BLS") asserts as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") and as required by Item 1122(d) of Regulation AB of the Securities and Exchange Commission ("Regulation AB"), that:

1. BLS is responsible for assessing compliance as of and for the Reporting Period with the servicing criteria set forth in Item 1122 (d) of Regulation AB, excluding the criteria which we have concluded are not applicable to the servicing activities we perform as indicated on Appendix A, attached hereto (the "Applicable Servicing Criteria") with respect to the transactions listed in Appendix B (the "Regulation AB Platform"). The following servicing criteria set forth in 1122(d) of Regulation AB have limited applicability as follows:

   Item 1122(d)(3)(i): BLS does not report directly to investors or the Commission. BLS asserts its compliance with the reporting requirements specific to the applicable servicing agreements.
   Item 1122(d)(3)(ii): BLS does not allocate and remit amounts directly to investors. BLS asserts its compliance with the remittance requirements specific to the applicable servicing agreements.
   Item 1122(d)(3)(iii): BLS does not make disbursements directly to investors. BLS asserts its compliance with the disbursement requirements specific to the applicable servicing agreements.
   Item 1122(d)(3)(iv): BLS does not remit amounts directly to investors. BLS asserts its compliance with remittance requirements specific to the applicable servicing agreements.

2. BLS used the criteria set forth in Item 1122(d) of Regulation AB to assess its compliance with the Applicable Servicing Criteria;

3. BLS has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that it has complied, in all material respects with the Applicable Servicing Criteria with respect to Regulation AB for the Regulation AB Platform.;

4. Grant Thornton, LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.

BLS engaged various vendors to perform servicing activities with respect to criteria 1122(d)(1)(ii), 1122(d)(2)(i), and 1122(d)(4)(xi). BLS determined that each vendor is not considered a "servicer," as that term is defined in Item 1101(j) of Regulation AB, and therefore, BLS has elected to assume responsibility for compliance with such servicing criteria applicable to each vendor's servicing activities. The Company has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such criteria.


/s/ Matthew M. Sovic
Matthew M. Sovic
Senior Vice President

February 27, 2007


4425 Ponce de Leon Blvd. / 5th Floor / Coral Gables, FL 33146 /
Tel: (800) 457-5105


(page)


Appendix A


Reg AB 1122      Servicing Criteria
Description

General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain a           Not Applicable
                 back-up servicer for the Pool Assets are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction
                 agreements.

Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over
                 collateralization, are separately maintained (e.g., with
                 respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                 agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities
                 Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and


(page)


                 approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with the
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.
                 Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction
                 agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of
                 Pool Assets serviced by the Servicer.
1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.
1122(d)(3)(iii)  Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.
1122(d)(3)(iv)   Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made in
                 accordance with the related pool asset documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days
                 specified in the transaction agreements, and allocated to
                 principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.

1122(d)(4)(v)    The Servicer's records regarding the pool assets agree with the
                 Servicer's records with respect to an obligor's unpaid
                 principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset
                 documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other


(page)


                 requirements established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for pool
                 assets with variable rates are computed based on the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as
                 escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction
                 agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or
                 expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in Item          Not Applicable
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is
                 maintained as set forth in the transaction agreements.



(page)


Appendix B

The Platform consists of residential and small balance commercial mortgage loans serviced by Bayview Loan Servicing, LLC in the following Bayview Financial Mortgage Pass-Through Trust asset-backed securities transactions:


TRUST ID        DATE CLOSED
2003-D          7/30/2003
2003-E          10/8/2003
2003-F          12/15/2003
2004-A          4/8/2004
2004-C          8/25/2004
2004-D          12/14/2004
2005-B          4/8/2005
2005-C          8/31/2005
2005-D          11/10/2005
2006-A          2/8/2006
2006-B          4/7/2006
2006-C          11/17/2006
2006-D          12/15/2006





EX-33 (d)
REPORT ON ASSESSMENT OF COMPLIANCE

First American Real Estate Solutions of Texas, L.P. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations (the "CFR") applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for residential mortgage loan outsourcing customers for which the Asserting Party served as the residential tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that, except as set forth hereinbelow, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

The Asserting Party assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, the Asserting Party did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.


FIRST AMERICAN REAL ESTATE SOLUTIONS OF TEXAS, L.P.
By: First American Real Estate Solutions LLC
General Partner

/s/ Lucy A. Przybyla
Lucy A. Przybyla
Senior Vice President
February 28, 2007





EX-33 (e)
(logo) M&T Bank
Understanding what's important

REPORT ON ASSESSMENT OF COMPLIANCE WITH
APPLICABLE REGULATION AB SERVICING CRITERIA


M&T Bank, as successor by merger to M&T Mortgage Corporation (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section
229.1122(d) of the Code of Federal Regulations ("CFR"), excluding criteria 1122(d)(1)(iii), 1122(d)(3)(i,ii,iii,iv), 1122(d)(4)(i,ii,iii,vi,xi,xv) which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to transactions covered by this report, (the "Applicable Servicing Criteria"). The transactions covered by this report include (i) asset-backed securities transactions involving mortgage loans that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, and (ii) mortgage loans where the Asserting Party has (a) acquired servicing rights, or (b) originated and sold mortgage loans and is contractually obligated to service the mortgage loans in accordance with Regulation AB (the "Platform").
The Asserting Party used the servicing criteria set forth in 1122(d) of the CFR to assess compliance with the Applicable Servicing Criteria and has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006.


M&T Bank

/s/ Mark J. Mendel
By: Mark J. Mendel
    Group Vice President

/s/ James J. Beardi
By: James J. Beardi
    President, Mortgage Division

Date: February 28, 2007


P.O. Box 1288, Buffalo, NY 14240,  716 626 7010  800 724 2224
Mortgage account information, just a click away. www.mtb.com





EX-33 (f)
WASHINGTON MUTUAL BANK

SERVICER'S REPORT ON ASSESSMENT OF COMPLIANCE


Washington Mutual Bank (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") of the Platform Transactions (as defined below) with the servicing criteria set forth in Item 1122(d) of Regulation AB (12 CFR part 229.1122), except the following criteria 1(iii) and 3(i)(C) and (D), which we have concluded are either (i) not applicable to the servicing of the mortgage loans included in the Platform Transactions (each, a "Mortgage Loan"), or (ii) performed by other parties with respect to the Mortgage Loans (such criteria, after giving effect to the foregoing exceptions, the "Applicable Servicing Criteria"). The transactions covered by this Servicer's Assessment are those securitizations of pools of mortgage loans that were completed on or after January 1, 2006 and prior to January 1, 2007 for which the Asserting Party performed servicing functions set forth in Item 1122(d), that included one or more classes of publicly offered securities registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, and for which the Asserting Party has an obligation to deliver an Assessment of Compliance pursuant to Item 1122 (the "Platform Transactions").

The Asserting Party has assessed its compliance with the Applicable
Servicing Criteria for the Reporting Period, using the Applicable Servicing Criterion, and has concluded that it has complied in all material respects with the Applicable Servicing Criteria with respect to the Mortgage Loans.

Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on the Asserting Party's assessment of compliance with the Applicable Servicing Criteria for the Reporting Period.

Dated: March 14, 2007

WASHINGTON MUTUAL BANK


By:    /s/ H. John Berens
Name:  H. John Berens
Title: Senior Vice President





EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007


2





EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com


Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122 (d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)
(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v), 1122(d)(2)
(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through 1122(d)(4)(x)
and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/Pricewaterhousecoopers LLP

Atlanta, Georgia
February 23, 2007





EX-34 (c)
(logo) Grant Thornton

Accountants and Business Advisors


Board of Directors
Bayview Loan Servicing, LLC

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria ("Management's Report"), that Bayview Loan Servicing, LLC ("BLS") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for residential and small balance commercial mortgage loans (the "Platform") as of and for the year ended December 31, 2006, excluding criteria Item 1122(d)(1)(iii) and Item 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by BLS with respect to the Platform. The Platform consists of the asset-backed transactions and securities defined by management in Appendix B of Management's Report. Management is responsible for BLS's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about BLS's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about BLS's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether BLS performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected BLS's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on BLS's compliance with the applicable servicing criteria.

As described in Management's Report, BLS engaged various vendors to perform servicing activities with respect to criteria 1122(d)(1)(ii), 1122(d)(2)(i), and 1122(d)(4)(xi). BLS determined that each vendor is not considered a "servicer," as that term is defined in Item 1101(j) of Regulation AB, and therefore, BLS is assuming responsibility for compliance with such servicing criteria applicable to each vendor's servicing activities. In accordance with Regulation AB and its related interpretations, the requirement for management to assess


(page)


compliance with the servicing criteria applicable to a vendor's activities is satisfied if BLS has instituted policies and procedures to monitor whether such vendor's activities comply in all material respects with such criteria. Compliance with the applicable servicing criteria is achieved if those policies and procedures are designed to provide reasonable assurance that such vendor's activities comply with such criteria and those policies and procedures are operating effectively for the period covered by Management's Report. Our examination does not provide a legal determination of whether a vendor is or is not considered a servicer, and therefore, on whether BLS, in its Management Report, is eligible to elect to take responsibility for assessing compliance with the servicing criteria applicable to each vendor's servicing activities.

In our opinion, management's assertion that Bayview Loan Servicing, LLC complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ Grant Thornton LLP
Miami, Florida
February 27, 2007


2700 South Commerce Parkway
Suite 300
Weston, FL 33331-3630
T 954.768.9900
F 954.768.9908
W www.grantthornton.com

801 Brickell Avenue
Suite 2450
Miami, FL 33131-2867
T 305.341.8040
F 305.341.8099
W www.grantthornton.com

11300 US Highway One
Suite 303
West Palm Beach, FL 33408-3229
T 561.684.9496
F 561.684.9476
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of The First American Corporation:

We have examined First American Real Estate Solutions of Texas, L.P.'s (the "Company" and an indirect subsidiary of The First American Corporation), compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider (the "Platform") described in the accompanying Report on Assessment of Compliance, as of December 31, 2006 and for the year then ended, excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and 1122(d)(4)(xiv)-(xv), which the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material instance of noncompliance with the servicing criteria set forth in Item 1122(d)(2)(vii)(B) of Regulation AB applicable to the Company during year ended December 31, 2006. Account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements as required by Item 1122(d)(2)(vii)(B) of Regulation AB.

In our opinion, except for the material instance of noncompliance described in the preceding paragraph, First American Real Estate Solutions of Texas, L.P. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for residential mortgage loan outsourcing customers for which the Company served as the residential tax service provider, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 28, 2007





EX-34 (e)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
3600 HSBC Center
Buffalo NY 14203-2879
Telephone (716) 856 4650
Facsimile (716) 856 1208


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of M&T Bank:

We have examined management's assertion, included in the accompanying
"Report on Assessment of Compliance With Applicable Regulation AB Servicing Criteria", that M&T Bank, as successor by merger to M&T Mortgage Corporation (the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for servicing activities the Asserting Party performs with respect to transactions that include (i) asset-backed securities transactions involving mortgage loans that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, and (ii) mortgage loans where the Asserting Party has (a) acquired servicing rights, or (b) originated and sold mortgage loans and is contractually obligated to service the mortgage loans in accordance with Regulation AB (the "Platform"), as of December 31, 2006 and for the year then ended, excluding criteria 1122 (d)(1)(iii), 1122
(d)(3)(i,ii,iii,iv), and 1122(d)(4)(i,ii,iii,vi,xi,xv), which the Asserting Party has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public
Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for transactions that include (i) asset-backed securities transactions involving mortgage loans that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, and (ii) mortgage loans where the Asserting Party has (a) acquired servicing rights, or (b) originated and sold mortgage loans and is contractually obligated to service the mortgage loans in accordance with Regulation AB is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 28, 2007


(1)





EX-34 (f)
(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126
USA

Tel: +1 206 716 7000
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholder
Washington Mutual Bank

We have examined management's assertion, included in the accompanying
Servicer's Report on Assessment of Compliance, that Washington Mutual Bank and subsidiaries (the "Company") complied with the servicing criteria set forth in
Item 1122 (d) of the Securities and Exchange Commission's ("SEC") Regulation AB for the securitizations of pools of mortgage loans that were completed on or after January 1, 2006, and prior to January 1, 2007, for which the Company performed servicing functions set forth in Item 1122(d), that included one or more classes of publicly offered securities registered with the SEC pursuant to the Securities Act of 1933, and for which the Company has an obligation to deliver an Assessment of Compliance pursuant to Item 1122 (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii) and 1122 (d)(3)(i)(C-D), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006, for the Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
March 14, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
SERVICER COMPLIANCE STATEMENT

(Macros/BLS Servicer)

Wells Fargo Bank, National Association,
as Master Servicer
9062 Old Annapolis Road
Columbia, Maryland 21045
Attention: Master Servicing Department

Bayview Financial, L.P.
4425 Ponce de Leon Boulevard, 4th Floor
Coral Gables, Florida 33146
Attention: Tom Carr, Esq.

     Reference is hereby made to the servicing agreements (as amended from time to time, each, an "Agreement") listed on Exhibit A attached hereto and entered into by Bayview Loan Servicing, LLC, in its own right, or as successor in interest to Interbay Funding, LLC, in its capacity as servicer (the "Servicer"). The undersigned, a duly authorized officer of the Servicer, hereby certifies to Wells Fargo Bank, National Association, as master servicer, and to Bayview Financial, L.P. (formerly known as Bayview Financial Trading Group, L.P.) ("Bayview") that: (x) a review of the activities of the Servicer during the calendar year ended December 31, 2006 and of performance under each Agreement has been made under his supervision, and (y) to the best of his knowledge, based on such review, the Servicer has fulfilled all of its obligations under each Agreement throughout the calendar year ended December 31, 2006.

Very truly yours,

BAYVIEW LOAN SERVICING, LLC

By: /s/ Matthew Sovic
Name:  Matthew Sovic
Title: Senior Vice President

Date: March 1, 2007


(page)


EXHIBIT A

     1. Subservicing Agreement by and between and Manufacturers and Traders Trust Company (as successor by merger to M&T Mortgage Corporation) (a/k/a M&T
Bank) and the Subservicer, dated as of March 31, 2000 (Amended and Restated Servicing Agreements dated as of March 31, 2000).

     2. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of January 1, 2003 (2003-A).

     3. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of June 1, 2003 (BCAT 2003-1).

     4. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of October 1, 2003 (BCAT 2003-2).

     5. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of November 1, 2003 (2003-F).

     6. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of February 1, 2004 (BCAT 2004-1).

     7. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of June 1, 2004 (BCAT 2004-2).

     8. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of November 1, 2004 (BCAT 2004-3).

     9. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of March 1, 2004 (2004-A).

     10. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of August 1, 2004 (2004-C).

     11. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of October 1, 2004 (2004-10).

     12. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of November I, 2004 (2004-D).

     13. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of February 1, 2005 (2005-3).

     14. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of February I, 2005 (BCAT 2005-1).

     15. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of March 1, 2005 (2005-7).


(page)


     16. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of March 1, 2005 (2005-B).

     17. Flow Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of June 1, 2005 (BCAT 2005-2), together with Confirmation Agreements dated August 1, 2005 (2005-C), September 1, 2005 (BCAT 2005-3), October 1, 2005 (2005-D) and December 1, 2005 (BCAT 2005-4).

     18. Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of June 1, 2005 (2005-11).

     19. Flow Subservicing Agreement by and between M&T Bank and the Subservicer, dated as of January 1, 2006, together with Confirmation Agreements dated as of February 1, 2006 (BCAT 2006-1), May 1, 2006 (BCAT 2006-2), August 1, 2006 (BCAT 2006-3), October 1, 2006 (BCAT 2006-4), January 1, 2006 (2006-A),
March 1, 2006 (2006-B), October 1, 2006 (2006-C), November 1, 2006 (2006-D),
March 1, 2006 (2006-SP1) and November 1, 2006 (2006-SP2).





EX-35 (b)
(logo) M&T Bank
       Understanding what's important



WELLS FARGO - BAYVIEW 2006-D
9062 OLD ANNAPOLIS ROAD
COLUMBIA, MD 21045
COMPLIANCE MANAGER




Annual Statement of Compliance


For The Fiscal Year 2006


1. A review of the activities of the Seller Servicer during the preceding calendar year and of performance according to the Seller Servicer contract has been made with the undersigned officer's supervision, and

2. To the best of the undersigned officer's knowledge, based on such review, the Seller Servicer has fulfilled all its obligations under the guides for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below:


Known Default           Status          Steps Being Taken to Cure Default


None





Seller Servicer: M&T Bank

By: /s/ Juliet Alexander

Title:  Vice President / Investor Reporting Manager

Date:   March 09, 2007

P.O. Box 1288, Buffalo, NY 14240, 716 626 7010 800 724 2224
Mortgage account information, just a click away. www.mtb.com





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 06, 2007

Bayview Financial Securities Company, LLC
4425 Ponce de Leon Blvd., 4th Floor
Coral Gables, FL 33146

RE: Annual Statement As To Compliance for Bayview Financial Mortgage Pass-Through Trust 2006-D

Per Section 4.28a of the Pooling and Servicing Agreement, dated as of 11/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of an Additional Servicer, has been made under such officer's supervision and

(ii) to the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement, or such other applicable agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereo.


Certified By:
/s/ Barry Akers
Barry Akers
Vice President

Certified By:
/s/ Reid Denny
Reid Denny, Assistant Secretary