Form 10-K/A
period 2006-12-31
Bayview Financial Mortgage Pass-Through Trust 2006-D
filed 2007-04-13
CIK 1382799

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                          AMENDMENT NO.1


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


        Not applicable.

                              EXPLANATORY NOTE

Bayview Financial Securities Company, LLC is filing this report on Form 10-K/A to include the report on assessment of compliance with servicing criteria of Yale Mortgage Corp as Exhibit 33(h) and the related attestation report as
Exhibit 34(h). A new Rule 13a-14(d)/15d-14(d) Certification is attached as
Exhibit 31.


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


         The 1122 statement for Yale Mortgage Corp. (as sub-servicer for Bayview Loan Servicing, LLC) has disclosed the following instance of material noncompliance with the servicing criterion set forth in Item 1122(d)(3)
         (ii) of Regulation AB applicable to Yale Mortgage Corp. during the year ended December 31, 2006. There was one instance noted where a distribution to the investor was made the day after a bank holiday, which was subsequent to the timeframe stated in the transaction agreements as required by Item 1122(d)(3)(ii).


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



      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank Mortgage Corporation <F1>
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      c) Bayview Loan Servicing, LLC, as Named Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation <F1>
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer <F1>
      h) Yale Mortgage Corp., as Sub-Servicer for Bayview Loan Servicing, LLC <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank Mortgage Corporation <F1>
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank <F1>
      c) Bayview Loan Servicing, LLC, as Named Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation <F1>
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer <F1>
      f) Washington Mutual Bank, as Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer <F1>
      h) Yale Mortgage Corp., as Sub-Servicer for Bayview Loan Servicing, LLC <F1>


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

    Date:      April 13, 2007


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




      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank
         Mortgage Corporation
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank
      c) Bayview Loan Servicing, LLC, as Servicer
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer
      f) Washington Mutual Bank, as Servicer
      g) Wells Fargo Bank, N.A., as Master Servicer
      h) Yale Mortgage Corp., as Sub-Servicer for Bayview Loan Servicing, LLC


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for M & T Bank f/k/a M & T Bank
         Mortgage Corporation
      b) Assurant Inc. as Sub-Contractor for Washington Mutual Bank
      c) Bayview Loan Servicing, LLC, as Servicer
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for M & T Bank f/k/a M & T Mortgage Corporation
      e) M & T Bank f/k/a M & T Mortgage Corporation, as Servicer
      f) Washington Mutual Bank, as Servicer
      g) Wells Fargo Bank, N.A., as Master Servicer
      h) Yale Mortgage Corp., as Sub-Servicer for Bayview Loan Servicing, LLC


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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     M & T Bank f/k/a M & T Mortgage Corporation as Servicer, and Wells Fargo Bank, N.A. as Master Servicer.

     Dated:    April 13, 2007

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

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE



EX-33 (h)
(logo) YALE MORTGAGE
            CORPORATION

MANAGEMENT'S REPORT ON ASSESSMENT OF COMPLIANCE WITH SEC
REGULATION AB SERVICING CRITERIA

Yale Mortgage Corporation ("the Company") asserts as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") and as required by Item 1122(d) of Regulation AB of the Securities and Exchange Commission ("Regulation AB") that:

1. The Company is responsible for assessing compliance as of and for the Reporting Period with the servicing criteria set forth in Item 1122(d) of Regulation AB, excluding the criteria which we have concluded are not applicable to the servicing activities we perform as indicated on Appendix A, attached hereto (the "Applicable Servicing Criteria") with respect to the transactions listed in Appendix B (the "Regulation AB Platform").

2. The Company used the criteria set forth in Item 1122(d) of Regulation AB to assess its compliance with the Applicable Servicing Criteria;

3. Except for as identified on Appendix C hereto, the Company has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that it has complied, in all material respects with the Applicable Servicing Criteria with respect to Regulation AB for the Regulation AB Platform;

4. Kaufman, Rossin & Co.,P.A. an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.

The Company engaged various vendors to perform servicing activities with respect to criteria 1122(d)(1)(ii), and 1122(d)(4)(xi). The Company determined that each vendor is not considered a "servicer," as that term is defined in Item 1101(j) of Regulation AB, and therefore, the Company has elected to assume responsibility for compliance with such servicing criteria applicable to each vendor's servicing activities. The Company has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such criteria.

/s/ Mike Riveron
Mike Riveron
Chief Operating Officer

April 11, 2007


4100 NE 2nd AVENUE, SUITE 206
MIAMI, FL 33137
PHONE 305.532.1400 . FAX 305.538.4679

Licensed Mortgage Lender
www.yalemortgage.com

1932 N DRUID HILLS ROAD, SUITE 250
ATLANTA, GA 30319
PHONE 404.634.4700 . FAX 404.634.0319


(page)


Appendix A

Reg AB 1122



                                                                                         Applicable
                                Servicing Criteria                                   Servicing Criteria

   Reference                                  Criteria

                                  General Servicing Considerations

1122(d)(1)(i)      Policies and procedures are instituted to monitor any                     X
                   performance or other triggers and events of default in
                   accordance with the transaction agreements.

1122(d)(1)(ii)     If any material servicing activities are outsourced to third              X
                   parties, policies and procedures are instituted to monitor the third party's performance and compliance with such
                   servicing activities.

1122(d)(1)(iii)    Any requirements in the transaction agreements to maintain a        Not applicable
                   back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and omissions policy is in effect              X
                   on the party participating in the servicing function
                   throughout the reporting period in the amount of coverage
                   required by and otherwise in accordance with the terms
                   of the transaction agreements.

                                 Cash Collection and Administration

1122(d)(2)(i)      Payments on mortgage loans are deposited into the appropriate             X
                   custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such
                   other number of days specified in the transaction agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on behalf of an obligor              X
                   or to an investor are made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees regarding collections, cash               X
                   flows or distributions, and any interest or other fees
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)     The related accounts for the transaction, such as cash                    X
                   reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

1122(d)(2)(v)      Each custodial account is maintained at a federally insured               X
                   depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
                   insured depository institution" with respect to a foreign
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act

1122(d)(2)(vi)     Un-issued checks are safeguarded so as to prevent                         X
                   unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a monthly basis for all                   X
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction
                   agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original
                   identification, or such other number of days specified in the transaction agreements.

                                Investor Remittances and Reporting

1122(d)(3)(i)      Reports to investors, including those to be filed with the                X
                   Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.
                   Specifically, such reports (A) are prepared in accordance
                   with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C)
                   are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated and remitted in                    X
                   accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

1122(d)(3)(iii)    Disbursements made to an investor are posted within two                   X
                   business days to the Servicer's investor records, or such
                   other number of days specified in the transaction agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the investor reports agree              X
                   with cancelled checks, or other form of payment, or custodial bank statements.

                                    Pool Asset Administration

1122(d)(4)(i)      Collateral or security on mortgage loans is maintained as                 X
                   required by the transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)     Mortgage loan and related documents are safeguarded as                    X
                   required by the transaction agreements

1122(d)(4)(iii)    Any additions, removals or substitutions to the asset pool          Not applicable
                   are made, reviewed and approved in accordance with any
                   conditions or requirements in the transaction agreements.

1122(d)(4)(iv)     Payments on mortgage loans, including any payoffs, made in                X
                   accordance with the related mortgage loan documents are
                   posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in
                   accordance with the related mortgage loan documents.

1122(d)(4)(v)      The Servicer's records regarding the mortgage loans agree                 X
                   with the Servicer's records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or status of an obligor's               X
                   mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)    Loss mitigation or recovery actions (e.g., forbearance plans,             X
                   modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other
                   requirements established by the transaction agreements.

1122(d)(4)(viii)   Records documenting collection efforts are maintained during              X
                   the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including; for
                   example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates of return for mortgage             X
                   loans with variable rates are computed based on the related mortgage loan documents.

1122(d)(4)(x)      Regarding any funds held in trust for an obligor (such as                 X
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the
                   transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable
                   mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
                   number of days specified in the transaction agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor (such as tax or                     X
                   insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has
                   been received by the servicer at least 30 calendar days
                   prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in connection with any payment to              X
                   be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an obligor are posted within              X
                   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs and uncollectible accounts are                 X
                   recognized and recorded in accordance with the transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other support, identified in Item       Not applicable
                   1114(a)(1) through (3) or Item 1115 of Regulation AB, is
                   maintained as set forth in the transaction agreements.



(page)



Appendix B


The Platform consists of residential and small balance commercial mortgage loans serviced by the Company in the following Bayview Financial Mortgage Pass-Through Trust asset-backed securities transactions:

Trust ID           Date Closed
2006-A             2/8/2006
2006-B             4/7/2006
2006-C             11/17/2006
2006-D             12/15/2006


(page)



Appendix C

Material Instances of Noncompliance by the Company

1122(d)(3)(ii) -   There was one instance noted where a distribution to the
                   investor was made the day after a bank holiday, which was subsequent to the timeframe stated in the transaction agreements as required by Item 1122(d)(3)(ii).






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

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007


EX-34 (h)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Yale Mortgage Corporation

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria ("Management's Report"), that Yale Mortgage Corporation ("the Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for residential and small balance commercial mortgage loans (the "Platform"), except for the material instance of non-compliance described therein, as of and for the year ended December 31, 2006, excluding criteria Item 1122(d)(1)(iii), Item 1122(d)(4)(iii) and Item 1122(d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. The Platform consists of the asset-backed transactions and securities defined by management in Appendix B of Management's Report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

As described in Management's Report, the Company engaged various vendors to perform servicing activities with respect to criteria 1122(d)(1)(ii) and 1122(d)(4)(xi). The Company determined that each vendor is not considered a "servicer", as that term is defined in Item 1101(j) of Regulation AB, and therefore, the Company is assuming responsibility for compliance with such servicing criteria applicable to each vendor's servicing activities. In accordance with Regulation AB and its related interpretations, the requirement for management to assess compliance with the servicing criteria applicable to a vendor's activities is satisfied if the Company has instituted policies and procedures to monitor whether such vendor's activities comply in all material respects with such criteria. Compliance with the applicable servicing criteria is achieved if those policies and procedures are designed to provide reasonable assurance that such vendor's activities comply with such criteria and those policies and procedures are operating effectively for the period covered by Management's Report. Our examination does not provide a legal determination of whether a vendor is or is not considered a servicer, and therefore, on whether the Company, in its Management Report, is eligible to elect to take responsibility for assessing compliance with the servicing criteria applicable to each vendor's servicing activities.

Our examination disclosed the following material instance of non-compliance with the servicing criteria set forth in Item 1122(d)(3)(ii) of Regulation AB applicable to the Company during the year ended December 31, 2006. There was one instance noted where a distribution to the investor was made the day after a bank holiday, which was subsequent to the timeframe stated in the transaction agreements as required by Item 1122(d)(3)(ii).

In our opinion, except for the instance of material non-compliance described above, Yale Mortgage Corporation complied in all material respects with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform.


/s/ Kaufman, Rossin & Co., P.A.
Kaufman, Rossin & Co., P.A.
Miami, Florida
April 11, 2007



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